Form 10-K/A
period 1998-12-31
PROVIDENT BANK HM EQ LN TR 1998 HM EQ LN AS BK NT SR 1998 A
filed 1999-11-08
CIK 1076070

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [X]

Documents incorporated by reference:  None

                                   Page 1 of 5
             This report consists 9 of consecutively numbered pages.

                    Amendment Number 1 of 1

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


                                    THE CHASE MANHATTAN BANK,
                                    not in its individual capacity but solely as Indenture Trustee under the Agreement referred to herein



Date:  November 5, 1999            By:  /s/Jennifer Cupo
                                    -----------------------------
                                    Jennifer Cupo
                                    Vice President

                                 EXHIBIT INDEX

Exhibit     Description                                               Page

 99.1       Servicer's Annual Statement of Compliance                   6

 99.2       Servicer's Annual Independent Accountant's Report           8

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance

Provident Bank
One East Fourth Street
Cincinnati, Ohio  45202
Phone:  513-579-2000

Report of Management

     We, as members of management of The Provident Bank (Provident) are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of Provident's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 1998 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 1998, Provident complied, in all material respects, with the minimum servicing standards set forth in the USAP, related to mortgage loans serviced pursuant to two Pooling and Servicing agreements dated September 1, 1997.

     As of and for this same period, Provident had in effect a fidelity bond and errors and omissions policy in the amount of $27,500,000.


April 30, 1999


By:  /s/  Gerald Sparkman                         By:  /s/  Robert Molter
Gerald Sparkman                                   Robert Molter
Senior Vice President                             Senior Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report

Ernst & Young, LLP                                         Phone:  513-621-6454
1300 Chiquita Center
250 East Fifth Street
Cincinnati, Ohio  45202




                           Independent Auditors' Report

Board of Directors
Provident Financial Group, Inc.

     We have examined management's assertion that Provident Financial Group, Inc. (Provident) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year ended December 31, 1998, included in the accompanying report titled Report of Management. This assertion relates to mortgage loans serviced by Provident in accordance with two Pooling and Servicing agreements dated September 1, 1997 and one Pooling and Servicing agreement dated December 1, 1998. Management is responsible for Provident's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about Provident's compliance based on our examination.

     Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Provident's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Provident's compliance with specified requirements.

     In our opinion, management's assertion that Provident complied with the aforementioned requirements during the year ended December 31, 1998 is fairly stated, in all material respects.

Very truly yours,


Ernst & Young LLP
May 27, 1999


Ernst & Young LLP is a member of Ernst & Young International, Ltd.